Form 10-Q
period 1996-06-30
MUTUAL BENEFIT COMMERCIAL PROPERTIES INCOME PARTNERSHIP LP
filed 1996-08-12
CIK 766828

Form 10-Q


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended                           Commission file number
    June 30, 1996                                     0-15715

MUTUAL BENEFIT/COMMERCIAL PROPERTIES INCOME PARTNERSHIP, L.P.
(Exact name of registrant as
specified in its governing instrument)



       Pennsylvania                           05-0417572
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

520 Broad Street
Newark, New Jersey                             07102
(Address of principal executive)               (Zip Code)

Registrant's telephone number, including area code: (201) 481-7813




	Indicate by a checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No    .



Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

	Mutual Benefit/Commercial Properties Income Partnership, L.P., (the "Partnership"), formed as a Pennsylvania limited partnership in 1985, was organized for the purpose of acquiring commercial income-producing properties, leasing them to tenants, distributing to partners substantially all cash available from operations and providing the potential for capital gain upon the sale of the properties. Three properties were acquired with the net cash proceeds of the offering of Units in the Partnership and were leased to tenants on a twenty-five year, triple net-lease basis.
Two of the properties were leased to Wal-Mart Discount Stores, Inc., one of which was operated as a Wal-Mart Discount Store in Riverdale. The other Wal-Mart lease in San Angelo was vacated by Wal-Mart Discount Stores in July 1994.

	In the fourth quarter of 1995 the Partnership sold all of its real estate assets for approximately $6,025,000, net of closing costs and realized a net gain of $359,743 on the sales. The
Partnership is in the process of dissolution.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	The Registrant is not subject to any material pending legal proceedings, and no such proceedings terminated during this quarter ended June 30, 1996.

Item 2.  Changes in Securities

	(a)  and (b)  None

Item 3.  Defaults Upon Senior Securities

	(a)  and (d)  None

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

Item 5.  Other Information

	The Registrant, after making provision for its creditors, has distributed all of its assets to the partners and is in the process of dissolving.

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits:

	(b)     Reports on Form 8-K:  None.


	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MUTUAL BENEFIT/COMMERCIAL PROPERTIES
INCOME PARTNERSHIP, L.P.

By:  MB Investment Properties, Inc.
    	General Partner


By:  /S/ THOMAS G. MORGAN
	    Thomas G. Morgan
    	Vice President and Treasurer


By:  /S/ THOMAS G. MORGAN
	    Thomas G. Morgan, Principal
	    Financial and Accounting Officer


Date:  August 12, 1996